Form 10-Q
period 2013-03-31
JMJP Partners, Inc.
filed 2013-05-23
CIK 1558989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

BACKGATE ACQUISITION CORPORATION

(Former name)

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

The aggregate market value of the Common Stock held by non-affiliates as of March 31, 2013 was $0.00.

There were 17,700,000 shares of Common Stock, $0.0001 par value, outstanding as of May 21, 2013.

2

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JMJP PARTNERS, INC.
(FORMERLY BACKGATE ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	For the Period Ended March 31, 2013	For the Period From July 23, 2012 (Inception) to December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,492	$2,000
Loan receivable, related party	5,000	-
Total Current Assets	$28,492	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$350	$350
Total Current Liabilities	350	350

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 17,700,000 shares issued and outstanding	1,770	2,000
Additional paid-in capital	57,787	1,007
Deficit accumulated during the development stage	(31,415)	(1,357)
Total Stockholders’ Equity	28,142	1,650
Total liabilities and stockholders’ equity	$28,492	$2,000

The accompanying notes are an integral part of these financial statements.

JMJP PARTNERS, INC.
(FORMERLY BACKGATE ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the Period Ended March 31, 2013	For the Period From July 23, 2012 (Inception) to March 31, 2013

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	$30,058	31,415
Loss Before Income Taxes	(30,058)	(31,415)

Income tax	-	-

Net loss	$(30,058)	$(31,415)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	15,851,667	18,512,550

The accompanying notes are an integral part of these financial statements.

JMJP PARTNERS, INC.
(FORMERLY BACKGATE ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Development Stage	Equity
Balance, July 23, 2012 (inception)	-	$-	$-	$-	$-
Issuance of Common stock	20,000,000	2,000	-	-	2,000
Additional paid-in capital	-	-	1,007	-	1,007
Net loss	-	-	-	(1,357)	(1,357)
Balance December 31, 2012	20,000,000	$2,000	$1,007	$(1,357)	$1,650

Redemption of Common stock	(19,500,000)	(1,950)	-	-	(1,950)
Issuance of Common stock to founders	1,000,000	100	(100)	-	-
Issuance of Common Stock for cash	16,200,000	1,620	56,880		58,500
Net loss	-	-	-	(30,058)	(30,058)
Balance March 31, 2013	17,700,000	$1,770	$57,787	$(31,415)	$28,142

The accompanying notes are an integral part of these financial statements.

JMJP PARTNERS, INC.
(FORMERLY BACKGATE ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Period Ended March 31, 2013	For the Period From July 23, 2012 (Inception) to March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(30,058)	$(31,415)
Changes in Operating Assets and Liabilities:
Accrued liabilities	-	350

Net cash used in operating activities	(30,058)	(31,065)

FINANCING ACTIVITIES:
Loans to related party	(5,000)	(5,000)
Redemption of common stock	(1,950)	-
Proceeds from issuance of common stock	58,500	58,550
Proceeds from stockholders’ additional contribution	-	1,007
Net cash provided by financing activities	51,550	54,557

Net increase in cash	21,492	23,492

Cash, beginning of period	2,000	-

Cash, end of period	$23,492	$23492

The accompanying notes are an integral part of these financial statements.

JMJP PARTNERS, INC.
(FORMERLY BACKGATE ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statement

March 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

JMJP Partners, Inc (“JMJP” or “the Company”) was incorporated in the State of Delaware on July 23, 2012 under the name Backgate Acquisition Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company initially attempted to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On February 4, 2013, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company’s name to JMJP, Inc. and filed such change with the State of Delaware.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has $23,492 in cash and no cash equivalents as of March 31, 2013.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2013.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2013, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2013, there are no outstanding dilutive securities.

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

The carrying amounts of financial instruments such as cash, loan receivable and current liabilities, approximate their fair values because of the short maturity of these instruments.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2013, 17,700,000 shares of common stock and no preferred stock were issued and outstanding.

On July 31, 2012, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

On February 22, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On February 25, 2013, the Company issued 1,000,000 common shares to an officer and director as founder shares.

Between February 26, 2013 to March 31, 2013, the Company issued 16,200,000 common shares to eleven investors for $58,500 in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Net Revenue

The net revenues for the three month period ended March 31, 2013 were $0 compared to $0 for the period from July 23, 2012 (inception) to March 31, 2013.  No net revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the three month period ended March 31, 2013 were $30,058 compared to $31,415 for the period from July 23, 2012 (inception) to March 31, 2013.  The operating expenses were primarily attributed to the legal cost related to the SEC filings.

Net Loss

As a result of the above, the net operating loss for the three month period ended March 31, 2013 were $30,058 compared to $31,415 for the period from July 23, 2012 (inception) to March 31, 2013. The net operating loss was primarily attributed to the legal cost related to the SEC filings.

Liquidity and Capital Resources

The net cash used in operating activities for the three month period ended March 31, 2013 were $30,058 compared to $31,065 for the period from July 23, 2012 (inception) to March 31, 2013. The net cash provided by financing activities for the three month period ended March 31, 2013 were $51,550 compared to $54,557 for the period from July 23, 2012 (inception) to March 31, 2013.

As a result of the above, we had a positive cash flow of $21,492 for the three month period ended March 31, 2013 compared to $23,492 for the period from July 23, 2012 (inception) to March 31, 2013.

Cash Flows

Operating activities. We do not currently engage in any business activities that provide cash flow. We currently have no source of revenue to cover our costs. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will limit all operational activities to searching and consummating a business combination. We will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.

Financing activities. We will continue to offer our equity as a means to provide cash flow. Between February 26, 2013 to March 31, 2013, we issued 16,200,000 common shares to eleven investors for $58,500 in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Notwithstanding a company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us at the time of entering in to an agreement for a business combination. In cases where audited financial statements are unavailable, we will have to rely upon information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 26, 2013 to March 31, 2013, we issued 16,200,000 common shares to eleven investors for $58,500 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President (Principal Executive Officer)
32.1	Section 1350 Certification of President (Principal Executive Officer)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

JMJP PARTNERS, INC.

By:	/s/ Tan Tran
Tan Tran
President and Director

Date: May 23, 2013

