Form 10-Q
period 2013-06-30
JMJP Partners, Inc.
filed 2013-08-14
CIK 1558989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

BACKGATEACQUISITION CORPORATION

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

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2013 was $0.00.

There were 26,950,000 shares of Common Stock, $0.0001 par value, outstanding as of August 14, 2013.

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

2

3

JMJP PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$18,384	$2,000
Loan receivable, related party	$3,000	$-
Total current assets	$21,384	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$2,600	$350
Total current liabilities	2,600	350

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 26,950,000 shares issued and outstanding	2,695	2,000
Additional paid-in capital	69,712	1,007
Deficit accumulated during the development stage	(53,623)	(1,357)
Total stockholders’ equity	18,784	1,650
Total liabilities and stockholders’ equity	$21,384	$2,000

The accompanying notes are an integral part of these condensed financial statements.

JMJP PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the period from
	For the three months ended	For the six months ended	July 23, 2012 (Inception)
	June 30, 2013	June 30, 2013	to June 30, 2013

Revenue	$-	$-	$-
Operating expenses	22,208	52,266	53,623
Loss before income taxes	(22,208)	(52,266)	(53,623)
Income tax	-	-	-

Net loss	$(22,208)	$(52,266)	$(53,623)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	26,950,000	26,950,000

The accompanying notes are an integral part of these condensed financial statements.

JMJP PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2013	For the period from July 23, 2012 (Inception) to June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(52,266)	$(53,623)
Changes in operating assets and liabilities:
Accrued liabilities	2,250	2,600

Net cash used in operating activities	(50,016)	(51,023)

FINANCING ACTIVITIES:
Loans to related party	(3,000)	(3,000)
Redemption of common stock	-	-
Proceeds from issuance of common stock	-	71,400
Proceeds from stockholders’ additional contribution	69,400	1,007
Net cash provided by financing activities	66,400	69,407

Net increase in cash	16,384	18,384

Cash, beginning of period	2,000	-

Cash, end of period	$18,384	$18,384

The accompanying notes are an integral part of these condensed financial statements.

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

USE OF ESTIMATES

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2013 and December 2012, there were no cash equivalents.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013 and December 31, 2012.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 – GOING CONCERN

The Company is in the development stage and has no revenues or profits since its inception on July 23, 2012. As of June 30, 2013 and December 31, 2012, the Company has a total accumulated deficit of $53,629 and $1,357, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our condensed financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013 and December 31, 2012, 26,950,000 and 20,000,000, respectively shares of common stock and no preferred stock were issued and outstanding.

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

From February 26, 2013 to March 31, 2013, the Company issued 16,200,000 common shares to eleven investors for $58,500 in cash.

From April 8, 2013 to June 7, 2013, the Company issued 9,250,000 common shares to twenty-five investors for $12,850 in cash.

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

Results of Operations

Net Revenue

The net revenues for the three month period ended June 30, 2013 were $0 compared to $0 for the period from July 23, 2012 (inception) to June 30, 2013. The lack of revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the three months ended June 30, 2013 were $22,208 compared to $53,623 for the period from July 23, 2012 (inception) to June 30, 2013. The operating expenses were primarily due to the services related to listing the Company, accounting and SEC filing cost.

Net Loss

As a result of the above, the net operating loss for the three months ended June 30, 2013 were $22,208 compared to $53,623 for the period from July 23, 2012 (inception) to June 30, 2013. The net operating loss was primarily attributable to the legal cost related to the SEC filings.

Net Revenue

The net revenues for the six months ended June 30, 2013 were $0 compared to $0 for the period from July 23, 2012 (inception) to June 30, 2013. The lack of revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the six months ended June 30, 2013 were $52,266 compared to $53,623 for the period from July 23, 2012 (inception) to June 30, 2013. The operating expenses were primarily due to the services related to listing the Company, accounting and SEC filing cost.

Net Loss

As a result of the above, the net operating loss for the six months ended June 30, 2013 were $52,266 compared to $53,623 for the period from July 23, 2012 (inception) to June 30, 2013. The net operating loss was primarily attributable to the legal cost related to the SEC filings.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, we had $18,384 and $2,000, respectively in cash and $3,000 and $0, respectively in related party receivable. Our current liabilities consisted of $2,600 and $350, respectively in accrued expenses and a credit due to an investor.

For the three months ended June 30, 2013, we had a net decrease in cash of $5,108, resulting from $19,958 of cash used in our operating activities and $14,850 of cash provided by our financing activities.

For the six months ended June 30, 2013, we had a net increase in cash of $16,384, resulting from $50,016 of cash used in our operating activities and $66,400 of cash provided by our financing activities.

Cash Flows from Operating Activities

The net cash used in our operating activities of $50,016 for the six months ended June 30, 2013 was primarily attributable to the overhead, general company setup and consulting services related to listing the Company.

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

Cash Flows from Financing Activities

The net cash provided by our financing activities of $66,400 for the six months ended June 30, 2013 was comprised of paid-in-capital from our investors and a loan from a related party. We will continue to offer our equity as a means to provide cash flow.

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

The proposed operations of JMJP Partners, Inc. are speculative

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

Notwithstanding a company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us at the time of entering into an agreement for a business combination. In cases where audited financial statements are unavailable, we will have to rely upon information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. .

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 26, 2013 to March 31, 2013, the Company issued 16,200,000 common shares to eleven investors for $58,500 in cash.

From April 8, 2013 to June 7, 2013, the Company issued 9,250,000 common shares to twenty-five investors for $12,850 in cash.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President (Principal Executive Officer)
32.1*	Section 1350 Certification of President (Principal Executive Officer)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

JMJP PARTNERS, INC.

By:	/s/ Tan Tran
Tan Tran
President and Director

Date: August 14, 2013

