Form 10-Q
period 2012-09-30
JMJP Partners, Inc.
filed 2013-11-12
CIK 1558989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The aggregate market value of the Common Stock held by non-affiliates as of September 30, 2012 was $0.00.

There were 20,000,000 shares of Common Stock, $0.0001 par value, outstanding as of September 30, 2012.

2

FORWARD LOOKING STATEMENTS

This Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

BACKGATE ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Condensed BALANCE SHEET

	September 30, 2012	July 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$2,000	$2,000

Total assets	$2,000	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$-	$-
Total liabilities	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	750	-
Deficit accumulated during the development stage	(750)	-
Total stockholders’ equity	2,000	2,000
Total liabilities and stockholders’ equity	$2,000	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BACKGATE ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

COndensed STATEMENT OF OPERATIONS

(unaudited)

For the period from July 23, 2012 (Inception) to September 30, 2012

Revenue	$-

Cost of revenue	-
Gross profit	-
Operating expenses	750
Loss before income tax	(750)
Income tax	-

Net loss	$(750)

Loss per share - basic and diluted	$(0.00)

Weighted average shares - basic and diluted	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BACKGATE ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the period from July 23, 2012 (Inception) to September 30, 2012
OPERATING ACTIVITIES
Net loss	$(750)
Net cash used in operating activities	(750)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000
Proceeds from stockholders’ additional paid-in capital	750
Net cash provided by financing activities	2,750

Net increase in cash	2,000

Cash, beginning of period	-

Cash, end of period	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BACKGATE ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

(unaudited)

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012.

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

BACKGATE ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements - CONTINUED

(unaudited)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $750 as of September 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

BACKGATE ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

Notes to condensed Financial Statements - CONTINUED

(unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recent accounting pronouncements and does not expect the adoption of any pronouncements to have an impact on its results of operations or financial situation.

NOTE 4 - STOCKHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

In August, 2012, the stockholders made a capital contribution in the amount of $750 to pay the operating expenses incurred by the Company.

NOTE 5 - SUBSEQUENT EVENT

On February 22, 2013, the Company redeemed an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding common stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On February 22, 2013, Tan Tran was appointed President, Secretary, and Treasurer of the Company.

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

Results of Operations

Net Revenue

The net revenues for the period from July 23, 2012 (inception) to September 30, 2012 were $0. The lack of net revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the period from July 23, 2012 (inception) to September 30, 2012 were $750. The operating expenses were primarily due to accounting cost.

Net Loss

As a result of the above, the net operating loss for the period from July 23, 2012 (inception) to September 30, 2012 was $750.

Liquidity and Capital Resources

The net cash used in operating activities for the period from July 23, 2012 (inception) to September 30, 2012 was $750. The net cash provided by financing activities for the period from July 23, 2012 (inception) to September 30, 2012 was $2,750.

As a result of the above, we had a positive cash flow of $2,000 for the period from July 23, 2012 (inception) to September 30, 2012.

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

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is as of the period ended September 30, 2012. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

(c)	Changes in internal controls. There was no change in our internal controls over financial reporting that occurred during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Possible classification as a penny stock which may increase reporting obligations for any transaction and additional burden on any potential broker

In the event that a public market develops for our securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for purposes relevant to our company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors’ right sand remedies, a special suitability inquiry, regular reporting to the investor and other requirements.

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

None

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

On February 22, 2013 we effected a change of control and began developing our business in emerging technology markets, primarily telecommunications (voice, data, and video) and mobile financial services (banking, payments, and commerce). The change of control is incorporate by reference to Form 8-K/A filed on August 6, 2013.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President (Principal Executive Officer)*
32.1	Section 1350 Certification of President (Principal Executive Officer)*
(1)	Incorporate by reference to Form 8-K/A filed on August 6, 2013

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

JMJP PARTNERS, INC.

By:	/s/ Tan Tran
Tan Tran
President and Director

Date: November 12, 2013

