Form 10-Q
period 2013-09-30
JMJP Partners, Inc.
filed 2013-11-19
CIK 1558989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The aggregate market value of the Common Stock held by non-affiliates as of September 30, 2013 was $0.00.

There were 27,500,000 shares of Common Stock, $0.0001 par value, outstanding as of November 19, 2013.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JMJP PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$10,022	$2,000
Total Current Assets	$10,022	$2,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$350	$350
Total Current Liabilities	350	350

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 27,500,000 and 20,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,750	2,000
Additional paid-in capital	77,407	1,007
Deficit accumulated during the development stage	(70,485)	(1,357)
Total Stockholders’ Equity	9,672	1,650
Total Liabilities and Stockholders’ Equity	$10,022	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

JMJP PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period From		For the Period From
	For Three Months Ended	July 23, 2012 (Inception)	For Nine Months Ended	July 23, 2012 (Inception)
	September 30, 2013	to September 30, 2012	September 30, 2013	to September 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses	16,862	750	69,128	70,485
Loss Before Income Taxes	(16,862)	(750)	(69,128)	(70,485)

Income tax	-	-	-	-

Net loss	$(16,862)	$(750)	$(69,128)	$(70,485)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	27,500,000	20,000,000	27,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

JMJP PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2013	For the Period From July 23, 2012 (Inception) to September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(69,128)	$(70,485)
Changes in Operating Assets and Liabilities:
Accrued liabilities	-	350

Net cash used in operating activities	(69,128)	(70,135)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	77,150	79,150
Proceeds from stockholders’ additional contribution	-	1,007
Net cash provided by financing activities	77,150	80,157

Net increase in cash	8,022	10,022

Cash, beginning of period	2,000	-

Cash, end of period	$10,022	$10,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

JMJP Partners, Inc. (“JMJP” or “the Company”) was incorporated in the State of Delaware on July 23, 2012 under the name Backgate Acquisition Corporation to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company initially attempted to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has $10,022 in cash and no cash equivalents as of September 30, 2013.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2013.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013, there was no deferred tax. Asset as a full valuation allowance was recorded due to the uncertainty of realization of net operating loss carry forwards prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company is in the development stage and has no revenues or profits since its inception on July 23, 2012. As of September 30, 2013, the Company has an accumulated deficit of $70,485. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, 27,500,000 shares of common stock and no preferred stock were issued and outstanding.

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

Between April 8, 2013 to June 7, 2013, the Company issued 9,250,000 common shares to twenty-five investors for $12,850 in cash.

On August 28, 2013, the Company redeemed 250,000 shares of the outstanding stock at a redemption price of $.001 per share for an aggregate redemption price of $250.

On September 25, 2013, the Company issued 800,000 common shares to nine investors for $8,000 in cash.

ITEM 2. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended September 30, 2013 to the period from July 23, 2012 (inception) to September 30, 2012

Net Revenue

The net revenues for the three months ended September 30, 2013 were $0 compared to $0 for the period from July 23, 2012 (inception) to September 30, 2012.  The lack of revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the three months ended September 30, 2013 were $16,862 compared to $750 for the period from July 23, 2012 (inception) to September 30, 2012. The operating expenses were primarily due to the services related to listing the Company, accounting and SEC filing cost.

Net Loss

As a result of the above, the net operating loss for the three months ended September 30, 2013 were $16,862 compared to $750 for the period from July 23, 2012 (inception) to September 30, 2012.  The net operating loss was primarily attributable to the legal cost related to the SEC filings.

Comparison of the nine months ended September 30, 2013 to the period from July 23, 2012 (inception) to September 30, 2013

Net Revenue

The net revenues for the nine months ended September 30, 2013 were $0 compared to $0 for the period from July 23, 2012 (inception) to September 30, 2013.  The lack of revenue was due to our inactive operational state while seeking for acquisition candidates.

Operating Expenses

The operating expenses for the nine months ended September 30, 2013 were $69,128 compared to $70,485 for the period from July 23, 2012 (inception) to September 30, 2013. The operating expenses were primarily due to the services related to listing the Company, accounting and SEC filing cost.

Net Loss

As a result of the above, the net operating loss for the nines ended September 30, 2013 were $69,128 compared to $70,485 for the period from July 23, 2012 (inception) to September 30, 2013.  The net operating loss was primarily attributable to the legal cost related to the SEC filings.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, we had $10,022 and $2,000, respectively in cash and $0 and $0, respectively in receivable. Our current liabilities consisted of $350 and $350, respectively in accrued expenses.

For the three months ended September 30, 2013, we had a net decrease in cash of $8,362, resulting from $19,112 of cash used in our operating activities and $10,750 of cash provided by our financing activities.

For the nine months ended September 30, 2013, we had a net increase in cash of $8,022, resulting from $69,128 of cash used in our operating activities and $77,150 of cash provided by our financing activities.

Cash Flows from Operating Activities

The net cash used in our operating activities of $69,128 for the nine months ended September 30, 2013 was primarily attributable to the overhead, general company setup and consulting services related to listing the Company.

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

Cash Flows from Financing Activities

The net cash provided by our financing activities of $77,150for the nine months ended September 30, 2013 was comprised of paid-in-capital from our investors and a loan from a related party. We will continue to offer our equity as a means to provide cash flow.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The proposed operations of our Company are speculative

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

We may effect a business combination which may have a possible impact on the value of the shares of its common stock so reliance on such present data is not a good indicator of future value

A business combination normally will involve the issuance of assign if i cant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of our common stock may increase or decrease significantly.

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

On September 25, 2013, the Company issued 800,000 common shares to nine investors for $8,000 in cash.

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

JMJP PARTNERS, INC.

By:	/s/ Tan Tran
Tan Tran
President and Director

Date:	November 19, 2013

